Form 10-K
period 2003-12-31
CIT EQUIPMENT COLLATERAL 2003-EF1
filed 2004-03-30
CIK 1264610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2003
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For The Transition Period From ________________ to ________________

                       Commission File Number 333-53688-02
                        CIT Equipment Collateral 2003-EF1

               Delaware Trust                        02-6166260
       (State or other jurisdiction        (IRS Employer Identification No.)
             of incorporation)

                   c/o The CIT Group/Equipment Financing, Inc.
                    1 CIT Drive, Livingston, New Jersey 07039
                         Telephone Number (973) 740-5000
                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                    Name of exchange on
                                                    which registered
          -----------------------                  -------------------
          Receivable-Backed Notes                         None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

                                     PART I

 Item       Description                                                         Page
 ----       -----------                                                         ----
 2.         Properties                                                             1
 3.         Legal Proceedings                                                      1
 4.         Submission of Matters to a Vote of Security-Holders                    1

                                     PART II

 5.         Market for Registrant's Common Equity and Related Stockholder
            Matters                                                                1
 9.         Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                   1

                                     PART III

12.         Security Ownership of Certain Beneficial Owners and Management         2
13.         Certain Relationships and Related Transactions                         2

                                     PART IV

14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K       2

                                     PART I

ITEM 2.  PROPERTIES

         CIT Equipment Collateral 2003-EF1 (the "Trust") owns certain equipment loan and lease receivables acquired from NCT Funding Company, LLC pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of August 1, 2003.

ITEM 3.  LEGAL PROCEEDINGS

         The registrant knows of no material pending proceedings with respect to the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted to a vote of the holders of the Trust's Receivable-Backed Notes or Equity Certificates through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Receivable-Backed Notes or the Equity Certificates of the Trust. As of December 31, 2003, the approximate number of holders of record was 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not Applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         a) Documents filed as a part of the report:

         Exhibits:

         99.1 Report of Independent Accountants

         99.2 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement

         99.3 Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2003.

         99.4 Annual Officer's Certificate

         99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         b) Current Reports on Form 8-K:

           Date              Items Reported                      Financial Statements
           ----              --------------                      --------------------
        10/3/2003                 2, 7               Acquisition or disposition of assets,
                                                     financial statements and exhibits
        10/27/2003                 5                 Monthly report to certificate holders
        11/21/2003                 5                 Monthly report to certificate holders
        12/23/2003                 5                 Monthly report to certificate holders
        1/22/2004                  5                 Monthly report to certificate holders
        2/25/2004                  5                 Monthly report to certificate holders

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CIT Equipment Collateral 2003-EF1

                                       By:  The CIT Group/Equipment Financing,
                                               Inc., as Servicer


                                       By:  /s/ Frank Garcia
                                            ----------------
                                       Name:  Frank Garcia
                                       Title: Senior Vice President


Dated: March 30, 2004

                                  EXHIBIT INDEX


     Exhibit No.

         99.1     Report of Independent Accountants.

         99.2 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement.

         99.3 Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2003.

         99.4     Annual Officer's Certificate

         99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.